Form 10QSB
period 2000-09-30
OUTER BANKS INVESTMENTS INC
filed 2001-03-15
CIK 1092801

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-29389
         CIK Number  0001092801

                                          OUTER BANKS INVESTMENTS, INC.
(Exact Name of small business issuer as specified in its charter)


            Delaware                                              33-0619522
(State or other Jurisdiction of                        I.R.S. Employer Identi-
Incorporation or Organization                                         fication
No.)

                       24351 Pasto Road, #B, Dana Point, California 92629
(Address of Principal Executive Offices)                             (Zip Code)

                                                 (949) 489-2400
                          (Issuer's Telephone Number, including Area Code)


         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes                No    X

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                   1,000,000
Title of Class                                     Number of Shares outstanding
                                                          at September 30, 2000



Transitional Small Business Format     Yes            No    X

No exhibits included.

                                               OUTER BANKS INVESTMENTS, INC.
                                        (A Company in the Development Stage)

                                                             BALANCE SHEETS



                                                                 ASSETS

                                                                                            June 30,        September 30,
                                                                                              2000              2000




              TOTAL ASSETS                                                                  $                 $



                                                  LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
              Accounts payable                                                              $     108         $     108
              Accounts payable - related party                                                  1,661         1,661


              TOTAL LIABILITIES                                                             $1,769  $    1,769

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                           1,000             1,000

Additional paid-in capital                                                                         15                15

Accumulated deficit during the development stage                                              (2,784)           (2,784)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,769)           (1,769)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $                 $

       The accompanying notes are an integral part of the financial statements.

                                                OUTER BANKS INVESTMENTS, INC.
                                        (A Company in the Development Stage)

                                                     STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED               (April 20, 1994)
                                                                                        September 30,                      TO
                                                                                  2000                 1999     September 30, 2000





REVENUES                                                                    $            -0-      $         -0-       $          -0-



OPERATING EXPENSES

  General and Administrative                                                                                                   1,769
  Amortization                                                                                                                 1,015


TOTAL OPERATING EXPENSES                                                                                                       2,784


NET (LOSS)                                                                                                            $      (2,784)

NET (LOSS) PER SHARE                                                        $            Nil      $         Nil       $        (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                             1,000,000          1,000,000            1,000,000


                            See accompanying Notes to Financial Statements.

                                                OUTER BANKS INVESTMENTS, INC.
                                         (A Company in the Development Stage)

                                                   STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                (April 20, 1994)
                                                                                        September 30,                      TO
                                                                                  2000                 1999    September 30, 2000



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $                     $                   $    (2,784)

  Add item not requiring the
   use of cash - amortization                                                                                                  1,015

  Increase (decrease) in accounts
   payable                                                                                                                     1,769



  Net cash flows from operating
   activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                       (1,015)



CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                        1,015


  Net Cash flows from financing
   activities                                                                                                                  1,015

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD



CASH BALANCE AT END OF
  PERIOD                                                                    $                     $                   $


                              See accompanying Notes to Financial Statements.

                                           OUTER BANKS INVESTMENTS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 2000


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2000, the results of operations for the three months ended September 30, 2000 and 1999, and the cash flows for the three months ended September 30, 2000 and 1999.

         Reference is made to the Company's Form 10SB.  The results of
 operations          for the three months ended September 30, 2000 are not
 necessarily          indicative of the results of operations to be expected
 for the full fiscal year ending June 30, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company has limited working capital and no activities.


                                            PART II.  OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS  -  None

Item 2.          CHANGES IN SECURITIES - None

Item 3.          DEFAULTS UPON SENIOR SECURITIES - None

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.          OTHER INFORMATION - None

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K--None.

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                OUTER BANKS INVESTMENTS, INC.

Date:     December 1, 2000                                    By:/s/ Jehu Hand
                                                        Jehu Hand,
                                                  President and Chief Financial
                                               Officer (chief financial officer
                                                and accounting officer and duly
                                                            authorized officer)