Form 10QSB
period 2000-12-31
OUTER BANKS INVESTMENTS INC
filed 2001-04-05
CIK 1092801

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2000

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                      1,000,000
----------------------------------                       --------------------
Title of Class                                   Number of Shares outstanding
                                                        at December 31, 2000



Transitional Small Business Format     Yes            No    X

No exhibits included.


                          OUTER BANKS INVESTMENTS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            June 30,        December 31,
                                                                                              2000              2000




              TOTAL ASSETS                                                                  $                 $



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
              Accounts payable                                                              $     108         $     108
              Accounts payable - related party                                                  1,661             1,661


              TOTAL LIABILITIES                                                             $   1,769         $   1,769

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                           1,000             1,000

Additional paid-in capital                                                                         15                15

Accumulated deficit during the development stage                                              (2,784)           (2,784)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,769)           (1,769)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $                 $




















                                The  accompanying  notes are an integral part of
the financial statements.



                          OUTER BANKS INVESTMENTS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                    FOR THE SIX                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                   December 31,                         December 31,                       TO
                                              2000             1999               2000                 1999      December 31, 2000





REVENUES                                $                 $                 $                     $                   $



OPERATING EXPENSES

  General and Administrative                                         768                                                       1,769
  Amortization                                                                                                                 1,015


TOTAL OPERATING EXPENSES                                             768                                                       2,784


NET (LOSS)                                                         (768)                          $                   $      (2,784)

NET (LOSS) PER SHARE                    $                 $        (Nil)    $                     $                   $        (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       1,000,000         1,000,000           1,000,000          1,000,000            1,000,000




































                 See accompanying Notes to Financial Statements.


                          OUTER BANKS INVESTMENTS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                    FOR THE SIX                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                   December 31,                         December 31,                       TO
                                              2000             1999               2000                 1999      December 31, 2000



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $                 $        (768)    $                     $                   $      (2,784)

  Add item not requiring the
   use of cash - amortization                                                                                                  1,015

  Increase (decrease) in accounts
   payable                                                           768                                                       1,769



  Net cash flows from operating
   activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                       (1,015)



CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                        1,015


  Net Cash flows from financing
   activities                                                                                                                  1,015

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD



CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $

























                 See accompanying Notes to Financial Statements.

                                           OUTER BANKS INVESTMENTS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 December 31, 2000


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2000, the results of operations for the six and three months ended December 31, 2000 and 1999, and the cash flows for the six and three months ended December 31, 2000 and 1999.

         Reference is made to the Company's Form 10-KSB for the year ended June 30, 2000. The results of operations for the six and three months ended December 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2001.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                 FINANCIAL CONDITION

         The Company has limited working capital and no activities.


                                            PART II.  OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS  -  None

Item 2.          CHANGES IN SECURITIES - None
                 ---------------------

Item 3.          DEFAULTS UPON SENIOR SECURITIES - None
                 -------------------------------

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
                 ---------------------------------------------------

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


                                                OUTER BANKS INVESTMENTS, INC.



Date:     January 31, 2001                                    By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                               President and Chief Financial
                                              Officer (chief financial officer
                                                and accounting officer and duly
                                                           authorized officer)